Form 10-Q
period 2008-08-31
Pop Starz Ventures 2, Inc.
filed 2008-10-15
CIK 1441637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended: August 31, 2008

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________ to __________


                        Commission file number: 000-53358
                                                ---------

                           Pop Starz Ventures 2, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                 22-3979622
                  --------                                 ----------
      (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                   Identification No.)


                              150 E. Angeleno Ave.
                                      #1426
                            Burbank, California 91502
                            -------------------------
                    (Address of principal executive offices)


                                  305-407-9052
                                  ------------
                           (Issuer's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer         |_|
Non-accelerated filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

   Condensed Balance Sheets as of August 31, 2008 (unaudited) and
   May 31, 2008 ............................................................   3

   Unaudited Condensed Statements of Operations for the Three Months Ended August 31, 2008 and 2007 and for the period from Inception May 27, 2008
   to August 31, 2008 ......................................................   4

   Unaudited Condensed Statements of Cash Flows for the Three Months Ended August 31, 2008 and 2007 and for the period from Inception May 27, 2008
   to August 31, 2008 ......................................................   5

   Notes to Unaudited Condensed Financial Statements .......................   6

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  13

Item 4.  Controls and Procedures ...........................................  13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  14

Item 1A  Risk Factors.......................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  14

Item 3.  Defaults Upon Senior Securities....................................  14

Item 4.  Submission of Matters to a Vote of Security Holders................  14

Item 5.  Other information..................................................  14

Item 6.  Exhibits...........................................................  15

Signatures..................................................................  15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Pop Starz Ventures 2, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                          August 31,    May 31,
                                                             2008        2008
                                                         (Unaudited)   (Audited)
                                                         -----------   ---------

                                     ASSETS

Current Assets:
   Cash .............................................      $     -      $     -
                                                           -------      -------

   Total Assets .....................................      $     -      $     -
                                                           =======      =======


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accrued liabilities .................................      $ 1,250            -
Due to related party ................................        4,978            -
                                                           -------      -------
   Total Current Liabilities ........................        6,228            -
                                                           -------      -------


   Total Liabilities ................................        6,228            -
                                                           -------      -------

Stockholders' Equity
   Common stock, $.001 par value
     100,000,000 authorized
     100,000 issued and outstanding .................          100          100
   Additional Paid in Capital .......................          254          254
   Deficit Accumulated in the Development Stage .....       (6,582)        (354)
                                                           -------      -------
      Total Stockholders' Equity ....................       (6,228)           -
                                                           -------      -------
      Total Liabilities and Stockholder's Equity ....      $     -      $     -
                                                           =======      =======

                 See accompanying notes to financial statements

                           Pop Starz Ventures 2, Inc.
                          (A Development Stage Company)
                             Statements of Operation
                                    Unaudited

                                                   For the         From the Date
                                             Three Months Ended    of Inception
                                                 August 31,        May 27, 2008
                                            --------------------   to August 31,
                                              2008        2007          2008
                                            --------    --------   -------------

Revenue .................................   $      -    $      -     $      -

General administrative expenses .........      6,228           -        6,582
                                            --------    --------     --------

Loss before provision for income tax ....     (6,228)          -       (6,582)
                                            --------    --------     --------

Income tax expense ......................          -           -            -
                                            --------    --------     --------

Net Loss ................................   $ (6,228)   $      -     $ (6,582)
                                            ========    ========     ========


Basic and Diluted Loss per Common Share .   $      -    $      -     $      -
                                            ========    ========     ========

Basic and Diluted Weigted Average
  Common Shares Outstanding .............    100,000           -      100,000
                                            ========    ========     ========

                 See accompanying notes to financial statements

                           Pop Starz Ventures 2, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    Unaudited

                                                   For the         From the Date
                                             Three Months Ended    of Inception
                                                 August 31,        May 27, 2008
                                            --------------------   to August 31,
                                              2008        2007          2008
                                            --------    --------   -------------

OPERATING ACTIVITIES:
Net loss ................................   $ (6,228)   $      -     $ (6,582)
Adjustments to reconcile net income
 (loss) to net cash provided (used)
 by operating activities:
Changes in Assets and Liabilities:
   Accounts payable .....................      1,250           -        1,250
   Due to related party .................      4,978           -        4,978
                                            --------    --------     --------
Net Cash Used by Operating Activities ...          -           -         (354)
                                            --------    --------     --------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock ..          -           -          354
                                            --------    --------     --------
Net Cash Provided by Financing Activities          -           -          354
                                            --------    --------     --------

Net Increase in Cash ....................          -           -            -
                                            --------    --------     --------

Cash at Beginning of Period .............          -           -            -
                                            --------    --------     --------
Cash at End of Period ...................   $      -    $      -     $      -
                                            ========    ========     ========


Supplemental Disclosures:
Cash paid for income taxes ..............   $      -    $      -     $      -
                                            ========    ========     ========
Cash paid for interest ..................   $      -    $      -     $      -
                                            ========    ========     ========

Non Cash Transactions: ..................   $      -    $      -     $      -
                                            ========    ========     ========

                 See accompanying notes to financial statements

                           POP STARZ VENTURES 2, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Pop Starz Ventures 2, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on May 27, 2008 as a blank check development stage company to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination (each a "Business Combination") one or more domestic or international operating businesses.

As of August 31, 2008, the Company had not yet commenced any operations. All activity through August 31, 2008 relates to the Company's formation and filing of Form 10.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES." The Company is subject to the risks associated with activities of development stage companies.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

INCOME TAXES:

The Company complies with the provisions of SFAS No. 109 "ACCOUNTING FOR INCOME TAXES". Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

                           POP STARZ VENTURES 2, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

INCOME (LOSS) PER SHARE:

In accordance with SFAS No. 128, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2008, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount reported in the balance sheet for accrued liabilities and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) could impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS 160, NONCONTROLLING Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). We currently do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

                           POP STARZ VENTURES 2, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008. We currently do not have any derivative instruments, and therefore, we do not expect the adoption of SFAS 161 to have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company's financial position.

NOTE 2: RELATED PARTY TRANSACTIONS

On May 27, 2008, in connection with the formation of the Company, the founder of the Company received 100,000 shares of common stock from the Company for an aggregate of $354, or $.001 per share.

During the period ended August 31, 2008, the Tucker Family Spendthrift Trust loaned the Company $6,228.

The Company has been provided office space, telephone and secretarial services from our President, without charge.

NOTE 3: STOCKHOLDERS' EQUITY:

At August 31, 2008, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. As of August 31, 2008, there are 100,000 shares of common stock issued and outstanding.

                           POP STARZ VENTURES 2, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from its shareholders and additional equity investments, which will enable the Company to continue operations for the coming year. There can be no assurance that the Company's efforts will be successful. As a result, the Company's independent registered public accountant has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended May 31, 2007. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5: SUBSEQUENT EVENTS

In September and October, 2008, the Tucker Family Spendthrift Trust advanced funds to the Company totaling $2,722.

On October 10, 2008, the Board of Director's of the Company issued 795,000 shares as repayment of $7,950 of advances made to the Company through that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENT NOTICE

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Pop Starz Ventures 2, Inc. I ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

CURRENT BUSINESS STRATEGY

Pop Starz Ventures 2, Inc. was incorporated on May 27, 2008 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholders and other expenses related to the filing of our Form 10 on July 31, 2008.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because we will not offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. We will not acquire or merge with any company for which audited financial statements cannot be obtained at or within the required period of time after closing of the proposed transaction.

We may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

Our management, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing our business purposes. Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

The Company has not had any operating income from inception, May 27, 2008 to date. For the three month period ended August 31, 2008, the registrant recognized a net loss of $6,228. Expenses from inception were comprised of costs mainly associated with legal, accounting and filing fees. For the date of inception to August 31, 2008 the Company recognized a loss of $6,582.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2008, the Company had no capital resources and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to locate an operating company with which to merge. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

Michelle Tucker will supervise the search for target companies as potential candidates for a business combination. Michelle Tucker will pay, as her own expense, any costs she incurs in supervising the search for a target company. Michelle Tucker may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Michelle Tucker controls us and therefore has the authority to enter into any agreement binding us. Michelle Tucker as our officer, director and President of our only shareholder can authorize any such agreement binding us.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our business is not currently subject to market risk. All of our business is currently conducted in US dollars, which is our functional currency. We have no interest bearing debt and are not subject to any interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Ms. Michelle Tucker our Chief Executive and Financial Officer evaluated the effectiveness of our disclosure controls and procedures based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, which disclosed no significant deficiencies or material weaknesses, Ms. Tucker, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting her to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company's Registration Statement on Form 10 as filed with the United States Securities and Exchange Commission on July 31, 2008.

ITEM 2. SALE OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 27, 2008, in connection with the formation of the Company, the founder of the Company received 100,000 shares of common stock from the Company for an aggregate of $354, or $.001 per share.

On October 10, 2008, the Company issued 795,000 shares of common stock to the Tucker Family Spendthrift Trust at $.01 as repayment for $7950 in advances made to the Company outstanding through that date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
  No.    Title of Document
-------  -----------------

3.1      Certificate of Incorporation (1)

31       Certification of the Chief Executive & Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
_________

(1) incorporated by reference to the Registrant's filing of Form 10 as filed with the Securities and Exchange Commission on July 31, 2008

(2) Filed herewith


                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


October 15, 2008          /s/ Michelle Tucker
                          -------------------
                          Michelle Tucker, Chief Executive and Financial Officer