Form 10-Q
period 2008-11-30
Pop Starz Ventures 2, Inc.
filed 2009-01-13
CIK 1441637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: NOVEMBER 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________

                        COMMISSION FILE NUMBER: 000-53358

                           POP STARZ VENTURES 2, INC.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                22-3979622
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)

                              150 E. Angeleno Ave.
                                      #1426
                            Burbank, California 91502
                    (Address of principal executive offices)

                                  305-407-9052
                           (Issuer's telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  [X] Yes [ ] No

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Pop Starz Ventures 2, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                         November 30,   May 31,
                                                            2008         2008
                                                         ------------   -------
                                                         (Unaudited)   (Audited)

                                     ASSETS

Current Assets:

   Cash ..............................................     $     -      $     -
                                                           -------      -------

   Total Assets ......................................     $     -      $     -
                                                           =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Common stock, $.001 par value 100,000,000
   authorized 895,000 and 100,000 issued and
   outstanding .......................................         895          100
Additional Paid in Capital ...........................       7,409          254
Deficit Accumulated in the Development Stage .........      (8,304)        (354)
                                                           -------      -------
   Total Stockholders' Equity ........................           -            -
                                                           -------      -------
   Total Liabilities and Stockholders' Equity ........     $     -      $     -
                                                           =======      =======

                 See accompanying notes to financial statements

                                     Pop Starz Ventures 2, Inc.
                                    (A Development Stage Company)
                                      Statements of Operations
                                              Unaudited
                                                                                     From the Date
                          For the Three Months Ended    For the Six Months Ended     of Inception
                                        Incorporated                 Incorporated     May 27, 2008
                          November 30,    on May 27,   November 30,    on May 27,   to November 30,
                              2008           2008          2008           2008           2008
                          ------------   -----------   ------------   -----------   ---------------
General administrative
  expenses ...........    $      1,723   $         -   $      7,950   $         -   $         8,304
                          ------------   -----------   ------------   -----------   ---------------

Loss before provision
  for income tax .....          (1,723)            -         (7,950)            -            (8,304)
                          ------------   -----------   ------------   -----------   ---------------

Income tax expense ...               -             -              -             -                 -
                          ------------   -----------   ------------   -----------   ---------------

Net Loss .............    $     (1,723)  $         -   $     (7,950)  $         -   $        (8,304)
                          ============   ===========   ============   ===========   ===============

Basic and Diluted Loss
  per Common Share ...    $      (0.00)  $         -   $      (0.03)  $         -   $         (0.03)
                          ============   ===========   ============   ===========   ===============

Basic and Diluted
  Weighted Average
  Common Shares
  Outstanding ........         545,549             -        316,818             -           316,818
                          ============   ===========   ============   ===========   ===============

                           See accompanying notes to financial statements

                                                  3

                               Pop Starz Ventures 2, Inc.
                              (A Development Stage Company)
                      Statements of Changes in Stockholders' Equity
                                                              Deficit
                                                            Accumulated
                                                              in the          Total
                              Common Stock       Paid in    Development    Stockholders'
                           Shares     Amount     Capital       Stage          Equity
                           -------    -------    -------    -----------    -------------
Balance, May 27, 2008,
 date of inception ....          -    $     -    $     -      $     -         $     -

Proceeds from Founders
 shares issued at par
 value of $.001 on
 May 27, 2008 .........    100,000        100        254            -             354

Net Loss ..............          -          -          -         (354)           (354)
                           -------    -------    -------      -------         -------
Balance, May 31, 2008 .    100,000        100        254         (354)              -

Issuance of common
 stock for repayment of
 related-party at $.01
 on October 10, 2008 ..    795,000        795      7,155            -           7,950

Net loss for the six
 months ended
 November 30, 2008 ....          -          -          -       (7,950)         (7,950)
                           -------    -------    -------      -------         -------
Balance,
 November 30, 2008
 (unaudited) ..........    895,000    $   895    $ 7,409      $(8,304)        $     -
                           =======    =======    =======      =======         =======

                     See accompanying notes to financial statements

                                            4

                                 Pop Starz Ventures 2, Inc.
                               (A Development Stage Company)
                                  Statements of Cash Flows
                                        (Unaudited)
                                                                           From the date of
                                                For the Six Months Ended       Inception
                                                       November 30,          May 27, 2008
                                                ------------------------    to November 30,
                                                   2008          2007            2008
                                                ----------    ----------   ----------------
                                                            (Incorporated
                                                                  on
                                                             May 27, 2008)
OPERATING ACTIVITIES:
Net loss ..................................     $   (7,950)   $        -      $   (8,304)
Adjustments to reconcile net income (loss)
   to net cash Provided (used) by operating
   activities:
Changes in Assets and Liabilities:
   Due to related party ...................          7,950             -           7,950
                                                ----------    ----------      ----------
Net Cash Used by Operating Activities .....              -             -            (354)
                                                ----------    ----------      ----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock ....              -             -             354
                                                ----------    ----------      ----------
Net Cash Provided by Financing Activities .              -             -             354
                                                ----------    ----------      ----------

Net Increase in Cash ......................              -             -               -
                                                ----------    ----------      ----------

Cash at Beginning of Period ...............              -             -               -
                                                ----------    ----------      ----------
Cash at End of Period .....................     $        -    $        -      $        -
                                                ==========    ==========      ==========

Supplemental Disclosures:
Cash paid for income taxes ................     $        -    $        -      $        -
                                                ==========    ==========      ==========
Cash paid for interest ....................     $        -    $        -      $        -
                                                ==========    ==========      ==========

Non Cash Transactions:
  Repayment of due to related party through
     issuance of common stock .............     $    7,950    $        -      $    7,950
                                                ==========    ==========      ==========

                       See accompanying notes to financial statements

                                             5

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

As of November 30, 2008, the Company had not yet commenced any operations. All activity through November 30, 2008 relates to the Company's formation and fees related to filings with the Securities and Exchange Commission.

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

INCOME (LOSS) PER SHARE:

In accordance with SFAS No. 128, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2008, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

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

During the period ended November 30, 2008, the Tucker Family Spendthrift Trust ("TFST") loaned the Company $7,950. On October 10, 2008, the TFST accepted 795,000 shares of common stock as repayment of the advances made to the Company.

The Company has been provided office space, telephone and secretarial services from our President, without charge.

NOTE 3: STOCKHOLDERS' EQUITY:

At November 30, 2008, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. At November 30, 2008 and May 31, 2008, there are 895,000 and 100,000 shares of common stock outstanding, respectively.

NOTE 4: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from its shareholders and additional equity investments, which will enable the Company to continue operations for the coming year. There can be no assurance that the Company's efforts will be successful. As a result, the Company's independent registered public accountant has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended May 31, 2008. As of November 30, 2008, the status of going concern has remained the same. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5: SUBSEQUENT EVENTS

In January, 2009, the Tucker Family Spendthrift Trust advanced funds to the Company totaling $861 as contributed capital towards the 795,000 shares previously issued to the Tucker Family Spendthrift Trust.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Pop Starz Ventures 2, Inc. was incorporated on May 27, 2008 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholders and other expenses related to our filing of our Form 10 on July 31, 2008 and our subsequent filings with the Securities and Exchange Commission.

The Company has not had any operating income from inception, May 27, 2008 to date. For the three and six month periods ended November 30, 2008, the registrant recognized net losses of $1,723 and $7,950, respectively. Expenses from inception were comprised of costs mainly associated with legal, accounting and filing fees. From the date of inception to November 30, 2008 the Company recognized a loss of $8,304.

The Company's current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of November 30, 2008, we do not have any cash or cash equivalents. We will fund the costs of investigating and analyzing a suitable business combination through related party advances for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

      (i)   Filing of Exchange Act reports;

      (ii)  Officer and director's salaries and rent; and

      (iii) Consummating an acquisition.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, the Company's independent registered public accounting firm has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended May 30, 2008.

Prior to consummating a business combination transaction, we do not anticipate:

      (i)   Any expenditures for research and development;

      (ii) Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

      (iii) Any significant change in the number of employees.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2008, the Company had no capital resources and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to locate an operating company with which to merge. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On October 10, 2008, the Company issued 795,000 shares of common stock to the Tucker Family Spendthrift Trust at $.01 as repayment for $7,950 in advances made to the Company through that date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

 Exhibit
   No.                          Title of Document
--------   --------------------------------------------------------------------
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

January 12, 2009       /s/ Michelle Tucker
-----------------------------------------------------------------------------
                       Michelle Tucker, Chief Executive and Financial Officer