Form 10-Q
period 2009-02-28
Pop Starz Ventures 2, Inc.
filed 2009-04-13
CIK 1441637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: FEBRUARY 28, 2009

                                       or

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

                                  305-407-9052
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes |_| No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  [X] Yes |_| No

As of April 9, 2009 there are 895,000 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Pop Starz Ventures 2, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                       February 28,     May 31,
                                                           2009          2008
                                                       ------------    ---------
                                                       (Unaudited)     (Audited)

                                     ASSETS
Current Assets:
   Cash ............................................     $      -      $      -
                                                         --------      --------
Total Assets .......................................     $      -      $      -
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Due to related party ............................     $  1,059      $      -
                                                         --------      --------
Total Current Liabilities ..........................        1,059             -
                                                         --------      --------

Stockholders' Equity
   Common stock, $.001 par value 100,000,000
      authorized 895,000 and 100,000 issued
      and outstanding ..............................          895           100
   Additional Paid in Capital ......................        8,270           254
   Deficit Accumulated in the Development Stage ....      (10,224)         (354)
                                                         --------      --------
Total Stockholders' Equity .........................       (1,059)            -
                                                         --------      --------
Total Liabilities and Stockholders' Equity .........     $      -      $      -
                                                         ========      ========

                 See accompanying notes to financial statements

                                        Pop Starz Ventures 2, Inc.
                                      (A Development Stage Company)
                                         Statements of Operations
                                                Unaudited
                                          For the Three Months    For the Nine Months      From the Date
                                                 Ended                   Ended             of Inception
                                              February 28,            February 28,         May 27, 2008
                                          --------------------    --------------------    to February 28,
                                            2009        2008        2009        2008           2009
                                          --------    --------    --------    --------    ---------------
General administrative expenses .......   $  1,920    $      -    $  9,870    $      -       $ 10,224
                                          --------    --------    --------    --------       --------

Loss before provision for income tax ..     (1,920)          -      (9,870)          -        (10,224)
                                          --------    --------    --------    --------       --------

Income tax expense ....................          -           -           -           -              -
                                          --------    --------    --------    --------       --------

Net Loss ..............................   $ (1,920)   $      -    $ (9,870)   $      -       $(10,224)
                                          ========    ========    ========    ========       ========

Basic and Diluted Loss per Common Share   $      -    $      -    $  (0.01)   $      -       $  (0.02)
                                          ========    ========    ========    ========       ========

Basic and Diluted Weighted Average
  Common Shares Outstanding ...........    895,000           -     719,309           -        504,675
                                          ========    ========    ========    ========       ========

                              See accompanying notes to financial statements

                                                    3

                                 Pop Starz Ventures 2, Inc.
                                (A Development Stage Company)
                        Statement of Changes in Shareholder's Equity
                                                                   Deficit
                                                                 Accumulated
                                                                   in the          Total
                                    Common Stock      Paid in    Development   Stockholders'
                                 Shares     Amount    Capital       Stage         Equity
                                --------   --------   --------   -----------   -------------
Balance, May 27, 2008, date
 of inception ...............          -   $      -   $      -   $        -    $          -

Proceeds from Founders shares
 issued at par value of $.001
 on May 27, 2008 ............    100,000        100        254            -             354

Net Loss ....................          -          -          -         (354)           (354)
                                --------   --------   --------   ----------    ------------
Balance, May 31, 2008 .......    100,000        100        254         (354)              -

Issuance of common stock for
 repayment of related-party
 at $.001 on October 10, 2008    795,000        795      7,155            -           7,950

Additional contributed
 capital - Tucker Family
 Spendthrift Trust,
 Janaury 8, 2009 ............          -          -        861            -             861

Net loss for the nine months
 ended February 28, 2009 ....          -          -          -       (9,870)         (9,870)
                                --------   --------   --------   ----------    ------------
Balance, February 28, 2009
 (unaudited) ................    895,000   $    895   $  8,270   $  (10,224)   $     (1,059)
                                ========   ========   ========   ==========    ============

                       See accompanying notes to financial statements

                                              4

                               Pop Starz Ventures 2, Inc.
                              (A Development Stage Company)
                                Statements of Cash Flows
                                       (Unaudited)
                                                 For the Nine Months      From the Date
                                                         Ended            of Inception
                                                     February 28,         May 27, 2008
                                                 --------------------    to February 28,
                                                   2009        2008           2009
                                                 --------    --------    ---------------
OPERATING ACTIVITIES:
Net loss .....................................   $ (9,870)   $      -       $ (10,224)
Adjustments to reconcile net  loss to net cash
provided (used) by operating activities:
Changes in Assets and Liabilities:
  Due to related party .......................      9,009           -           9,009
                                                 --------    --------       ---------
Net Cash Used by Operating Activities ........       (861)          -          (1,215)
                                                 --------    --------       ---------

FINANCING ACTIVITIES:
Proceeds from contributed capital ............        861           -             861
Proceeds from issuance of common stock .......          -           -             354
                                                 --------    --------       ---------
Net Cash Provided by Financing Activities ....        861           -           1,215
                                                 --------    --------       ---------

Net Increase in Cash .........................          -           -               -
                                                 --------    --------       ---------

Cash at Beginning of Period ..................          -           -               -
                                                 --------    --------       ---------
Cash at End of Period ........................   $      -    $      -       $       -
                                                 ========    ========       =========


Supplemental Disclosures:
Cash paid for income taxes ...................   $      -    $      -       $       -
                                                 ========    ========       =========
Cash paid for interest .......................   $      -    $      -       $       -
                                                 ========    ========       =========

Non Cash Transactions:
  Repayment of amount due to related party
    through issuance of common stock .........   $  7,950    $      -       $   7,950
                                                 ========    ========       =========

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

As of February 28, 2009, the Company had not yet commenced any operations. All activity through February 28, 2009 relates to the Company's formation and fees related to filings with the Securities and Exchange Commission.

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

shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2009, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

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

During the nine month period ended February 28, 2009, the Tucker Family Spendthrift Trust ("TFST") loaned the Company $9,009. On October 10, 2008, the TFST accepted 795,000 shares of common stock as repayment of $7,950 of the advances made to the Company.

In January 2009, the TFST contributed capital to the Company in the amount of $861. No consideration was given for the additional capital contributed.

The Company has been provided office space, telephone and secretarial services from our President, without charge.

NOTE 3: STOCKHOLDERS' EQUITY:

At February 28, 2009, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. At February 28, 2009 and May 31, 2008, there are 895,000 and 100,000 shares of common stock outstanding, respectively.

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

The Company has not had any operating income from inception, May 27, 2008 to date. For the three and nine month periods ended February 28, 2009, the registrant recognized net losses of $1,920 and $9,870, respectively. Expenses from inception were comprised of costs mainly associated with legal, accounting and filing fees. From the date of inception to February 28, 2009 the Company recognized a loss of $10,224.

The Company's current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of February 28, 2009, we do not have any cash or cash equivalents. We will fund the costs of investigating and analyzing a suitable business combination through related party advances for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

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

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2009, the Company had no capital resources and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to locate an operating company with which to merge. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed: (i) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that such information is communicated to the management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and based on that evaluation, our Principal Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

 Exhibit
   No.                          Title of Document
--------   --------------------------------------------------------------------
     3.1   Certificate of Incorporation (1)

      31   Certification of the Chief Executive & Financial Officer pursuant to
           Section 302 of the Sabanes-Okley Act of 2002. (2)

      32 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
________

(1) Incorporated by reference to the Registrant's filing of Form 10 as filed with the Securities and Exchange Commission on July 31, 2008

(2) Filed herewith


                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

April 13, 2009      /s/ Michelle Tucker
--------------------------------------------------------------------------
                    Michelle Tucker, Chief Executive and Financial Officer